Form 10-K
period 2005-09-30
PUMA Global Trust No. 1
filed 2005-12-23
CIK 1289765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2005
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
US$1,200,000,000 Class A and Class B Mortgage Backed Floating Rate Notes (the “G-1 Notes”)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐      No           ☐
If this report is an annual of transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.                   Yes           ☐      No           ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate by check mark which financial statement item the registrant has elected to follow.
Item 17 ☐       Item 18 ☐ Incorporated by Reference to filings on Form 8K Yes ☑

-i-

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
Item 3. LEGAL PROCEEDINGS
     The Manager knows of no material legal proceedings involving the Trust, the Manager or the Issuer Trustee which were pending as of September 30, 2005 or as of the date of this report.

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
     The quarterly servicing reports with respect to the Trust for the quarterly payment dates in December 2004, March 2005, June 2005 and September 2005, are incorporated herein by reference and aggregate totals for period from October 1, 2004 through September 30, 2005, which includes totals through the cut-off date for the last quarterly payment date before the end of the fiscal year, are attached to this report as Exhibit 99.1.
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
(a) A copy of the PUMA Global Trust No. 1 Aggregate Totals for the Period from October 1, 2004 to September 30, 2005 is attached hereto as Exhibit 99.1. A copy of the Certification is attached hereto and is incorporated herein as Exhibit No. 99.2. A copy of the Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited is attached hereto and incorporated herein as Exhibit No. 99.3.
EXHIBITS:

Designation	Description	Method of Filing
Exhibit 99.1	PUMA Global Trust No. 1 Aggregate Totals for the Period from October 1, 2004 to September 30, 2005	99.1

Exhibit 99.2	Certification	99.2

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited	99.3
(b) On December 28, 2004, March 23, 2005, June 17, 2005 and September 15, 2005 reports on Form 8-K were filed by the Registrant with respect to the Trust, in order to provide the statement for quarterly distributions to the Noteholders for the Trust. No other reports on Form 8-K have been filed with respect to the G-1 Trust during the last quarter of the fiscal year covered by this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

MACQUARIE SECURITISATION LIMITED

	By:	/s/ Matthew O’Hare

	Name:	Matthew O’Hare
	Title:	Director
Date: December 20, 2005

INDEX TO EXHIBITS

Exhibit No.	Document Description
Exhibit 99.1	PUMA Global Trust No. 1 Aggregate Totals for the Period from October 1, 2004 to September 30, 2005

Exhibit 99.2	Certification

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited